Form 10-Q
period 1996-03-31
SEAWAY FINANCIAL CORP
filed 1996-05-15
CIK 830927

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-Q

                         Quarterly Report under Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

          For Quarter Ended March 31, 1996

          Commission File Number 33-20685

                              SEAWAY FINANCIAL CORPORATION
                                200 S. Riverside Avenue
                              St. Clair, Michigan 48079

          Incorporated in the State of Michigan.

          I.R.S. Employer I.D. Number 38-2785653

          Registrant's Telephone Number, (including area code): (810) 329-2244

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Number of shares of Registrant's Common Stock, $1.00 par value, outstanding as of March 31, 1996 - 1,685,430.

                         PART I.    FINANCIAL INFORMATION

          Item 1.  Financial Statements:

          Consolidated Balance Sheets             See Attached Schedules
          Consolidated Statement of Income        See Attached Schedules
          Consolidated Statement of Cash Flow     See Attached Schedules

          Item 2. Management's discussion and analysis of financial condition and results of operations.

          Interim Financial Statement: The Interim Financial Statements furnished include all adjustments which, in the opinion of management, are necessary to reflect fair statements of the results for the interim period presented and are recurring in nature.

          Earnings: Seaway reported net income of $1,094,000 in the first three months of 1996 compared to $980,000 in the same period in 1995. Net income for the three months was $.65 per share as compared to the first three months of 1995 at $.58 after adjustment for stock dividend. On an annualized basis, return on average stockholders' equity was 11.14% in the first three months of 1996 versus 11.07% in the first three months of 1995. On an annualized basis, return on average assets moved to 1.25% from 1.13% in the same period for 1995.

          Net Interest Income: For the first three months of 1996, net interest income was $3,620,000, an 7.0% increase from the first three months of 1995 net interest income of $3,383,000.

          A March 1996 to March 1995 comparison indicates an increase in Commercial Loans, Real Estate Mortgages and Consumer Loans. Total loans excluding Loans Held for Sale, increased by $13,904,000 or 7.7% from March 31, 1995. We are continuing to work on increasing our loan portfolio.

          Other Income: Total other income in the first three months of 1996 increased to $945,000 from $925,000 in the first three months of 1995, for a increase of 2.2%. The key factors were an increase in Mutual Funds and Brokerage Fees totaling $17,000; an increase of $15,000 in Service Charges on Deposit accounts; and a decrease of $8,000 in Service Fees.

          All fixed rate mortgage loans for 1-4 residential units are specifically originated for sale. Mortgages held for sale in 1996 was at $576 and in 1995 was at $0. With the constant pressure on interest margins, management is very conscious that Other income must be grown to offset the continuing increase in cost of doing business.

                                   LOANS HELD FOR SALE
                                      (in thousands)

                                                YTD       YTD       YTD
                                              3/31/96  12/31/95   3/31/95

          Loan originations sold for the
          period ending                        $1,166    $ 6,959   $  338

          Gains on loan originations sold
          for the period ending                $   (7)   $    41   $    1

                                             At 3/31/96  12/31/95  3/31/95

          Loans originated for sale -
          not yet sold                         $   576    $     0   $    0


          Other Expenses: Total Other Expenses increased by 1.0% or $31,000 in the first three months of 1996 compared to the first three months of 1995. The major portion of this increase was in salary and benefits expenses which increased by $90,000, or 5.2%, above 1995 levels. Occupancy and Equipment expenses increased by $46,000 above the first three months 1995. Marketing Expense increased by $35,000. Software costs increased by $20,000 for the first three months of 1996 as compared to the first three months of 1995. Very significantly, FDIC Assessment Fees decreased $158,000 and Michigan taxes decreased $14,000 in this same period.

          We continue to look at ways to reduce our operating costs.

          Reserve/Provision for Loan Losses: Management at each subsidiary Bank monitors the adequacy of the reserve on a quarterly basis with an in-depth review of all non-accrual loans, other real estate, loans 90 days past due and all other loans where the financial statements of the Borrower reveal a deterioration in financial strength. After each such review, specific sums in the loan loss reserve are allocated to weak situations and the remaining balance is tested for adequacy when measured by historical loss experience and contemplated changes in the economic environment. At all times during the past three years, the reserve accounts were deemed to be fully adequate to cover the credit risks in each of the bank portfolios. A specific loan loss reserve does not exist for potential losses on loan commitments. No losses from loan commitments have occurred in 1996, 1995 or 1994.

          Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under Item III of Industry Guide III that
          (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or
          (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. We know of no trends, events or uncertainties that presently exist that are reasonably likely to have a material effect on our liquidity, capital resources or operations. The regulatory authorities have not made any recommendations that would impact our liquidity, capital resources or operations.

          At March 31, 1996 the allowance account was $2,341,000 which represented 1.20% of total loans outstanding. Our current goal is to maintain the reserve for loan losses at 1.20% of total loans outstanding. At March 31, 1995 this reserve account was $2,185,000 or 1.21% of total loans outstanding. At December 31, 1995 the reserve for loan losses was $2,294,000 which was 1.19% of total loans outstanding. Loan losses net of recoveries were $4,000 for the first three months of 1996.

                              ALLOWANCE FOR LOAN LOSSES
                                   (in thousands)
                                  Six Months Ended

                                             03/31/96  12/31/95  03/31/95
          Allowance for loan losses as a
           percentage of nonperforming
           loans                               89.2%    145.6%    160.3%

          Allowance for loan losses as a
           percentage of nonperforming
           assets                              70.2%    135.3%    131.5%

          Allowance for loan losses as a
           percentage of loans outstanding
           at three months end                  1.20%    1.19%     1.21%

          Seaway Financial Corporation adopted FAS 114 on January 1, 1995. Based on the analysis of expected cash flows and collected values, no additional allowance for possible loan losses was deemed necessary for impaired loans at March 31, 1996.

          Non-Performing Assets: Non-Performing Assets are defined as Non-Accrual, Other Real Estate Owned and Restructured Loans. Generally, the accrual of interest income on a loan is suspended when the loan becomes 90 days past due unless the loan is fully collateralized and is in the process of collection. A restructured loan is one that is accruing interest, but on which concessions in the original terms of the loan have been made due to a weakening in the financial strength of the borrower. Management's policy for returning a non-performing loan to a performing loan status is that the loan must be current (all principal and interest payment made.) Any loan that is returned to performing status is watched closely. It is not our practice to loan split.

                                   NON-PERFORMING ASSETS
                                        (In Thousands)
                                        Quarter Ended

                                             03-31-96  12-31-95  03-31-95

          Impaired loans under FAS 114 (1)   $  1,061  $  1,236  $      0

          Non-accrual loans:
           Restructured loans                       0         0         0

           Original terms                         165       130       666

          Accruing loans past due
           90 Days or more                      1,399       210       697
                                             ________  _________ ________
           Total nonperforming loans         $  2,625  $  1,576  $  1,363

          Other real estate owned                 710       120       299
                                             ________  ________  ________
           Total nonperforming assets        $  3,335  $  1,696  $  1,662
                                             ========  ========  ========
          Nonperforming loans as a
           percentage of total loans            1.35%      .82%      .75%

          Nonperforming assets as a
           percentage of total loans
           plus other real estate owned         1.70%       .88%      .92%

          Nonperforming assets as a
           percentage of total assets            .95%       .49%      .48%

          Loan quality remained excellent as non-performing loans at March 31, 1996 were $2,625,000, or 1.35% of total loans. At March 31,
          1995, non-performing loans were $1,363,000, or .75% of total loans, which was an extremely low position in relation to the peer group. Net loan chargeoffs for the first quarter of 1996 were $4,000, or .003% of average total loans.

          Investment Securities: Securities are recorded in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires an investment in a security to be classified based on the Corporation's intent with respect to holding securities. The following summarizes the classification of securities held at March 31, 1996 and 1995 as well as December 31, 1995.

          Securities purchased, where the Corporation has both the positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at cost adjusted for accumulated amortization of premium and accretion of discount. Realized gains and losses on sales of held-to-maturity securities, while rare, are included in net securities gains based on the adjusted cost of the specific item sold.

          When securities are purchased and the Corporation intends to hold the securities for an indefinite period of time but not necessarily to maturity, they are classified as available-for-sale and recorded at market value. Any decision to sell a security available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of the Corporation's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Cost is adjusted for amortization of premiums and accretion of discounts to maturity or, for mortgage-backed securities, over the estimated life of the security. Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded as an amount, net of tax, in a separate component of stockholders' equity.

                                   INVESTMENT SECURITIES

                                      03/31/96            03/31/95

                                   Amort     Cost      Amort     Cost

          U.S. Government agencies $38,513   $38,554   $48,862   $47,952
           and obligations - A.F.S.

          U.S. Government agencies       0         0         0         0
           and obligations - H.T.M.

          Municipal Bonds - H.T.M.  39,868    40,949    38,772    39,548

          Municipal Bonds - A.F.S.   1,093     1,102       222       222

          Other Securities - A.F.S.  1,863     1,900     1,863     1,944

          Other Securities - H.T.M. 12,825    12,751    18,000    17,741

          Mortgage Backed           36,468    36,379    32,979    32,202
           Securities - A.F.S.     _______   _______   _______   _______

               Total Investments  $130,630  $131,635  $140,698  $139,609
                                  ========  ========  ========  ========

          Available for Sale

          U.S. Government agencies           $38,554             $47,952
           and obligations

          Municipal Bonds                      1,102                 222

          Other Securities                     1,900               1,944

          Mortgage Backed Securities          36,379              32,202
                                             _______             _______
                              Total          $77,935             $82,320
                                             =======             =======

          Held to Maturity:

          U.S. Government agencies $     0             $     0
           and obligations

          Municipal Bonds           39,868              38,772

          Other Securities          12,825              18,000

          Mortgage Back Securities       0                   0
                                   _______             _______
                         Total     $52,693             $56,772
                                   =======             =======

                                   INVESTMENT SECURITIES

                                      03/31/96            12/31/95

                                   Amort     Cost      Amort     Cost

          U.S. Government agencies $38,513   $38,554   $39,278   $39,316
           and obligations - A.F.S.

          U.S. Government agencies       0         0         0         0
           and obligations - H.T.M.

          Municipal Bonds - H.T.M.  39,868    40,949    38,136    39,462

          Municipal Bonds - A.F.S.   1,093     1,102     1,097     1,114

          Other Securities - A.F.S.  1,863     1,900     1,863     1,950

          Other Securities - H.T.M. 12,825    12,751     8,643     8,537

          Mortgage Backed           36,468    36,379    35,044    35,043
           Securities - A.F.S.     _______   _______   _______   _______

               Total Investments  $130,630  $131,635  $124,061  $125,422
                                  ========  ========  ========  ========

          Available for Sale

          U.S. Government agencies           $38,554             $39,316
           and obligations

          Municipal Bonds                      1,102               1,114

          Other Securities                     1,900               1,950

          Mortgage Backed Securities          36,379              35,043
                                             _______             _______
                              Total          $77,935             $77,423
                                             =======             =======

          Held to Maturity:

          U.S. Government agencies $     0             $     0
           and obligations

          Municipal Bonds           39,868              38,136

          Other                     12,825               8,643

          Mortgage Back Securities       0                   0
                                   _______             _______
                         Total     $52,693             $46,779
                                   =======             =======

          Investment securities decreased in the first three months of 1996 as compared to the first three months of 1995.

          Liquidity: At March 31, 1996, Seaway's net liquidity ratio was 4l.0%. At December 31, 1995, this ratio was 43.4% and at March 31, 1995, it was 32.2%. Net liquid assets are comprised of investment securities that are not pledged, federal funds sold, bankers acceptances, cash and due from banks and time deposits in other banks, less any reserve requirements.

          This strong liquidity position allows us to meet any increasing loan demands of our customers or to absorb any short term decline in deposits which might be experienced.

          Captial Management: Seaway is dedicated to maintaining a capital position in excess of eight percent equity capital to total assets. In light of the current regulatory and banking environment, this is more important today than it ever has been. Depositor and investor confidence is necessary to continue to operate profitably. This also places the Corporation in a position to expand through new offices or acquisitions should these opportunities arise. Seaway's primary capital ratio which includes stockholders' equity plus loan reserves less market valuation, at March 31, 1996 was 11.91% and 11.37% at March 31, 1995 and 11.85% at December 31, 1995. Return on equity capital at March 31, 1996 was 11.09%. This same ratio was 10.79% at March 31, 1995 and 10.40% at December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the reqistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEAWAY FINANCIAL CORPORATION

          Date:  May 13, 1996           /s/Franklin H. Moore, Jr.
                                        Franklin H. Moore, Jr.
                                        Chairman of the Board of Directors
                                        and Treasury as Principal Executive
                                        Officer and Principal Financial and
                                        Chief Accounting Officer of the
                                        Registrant

                              PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings:

                    None

          Item 2.   Changes in Securities:

                    None

          Item 3.   Defaults upon Senior Securities:

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders:

                    None

          Item 5.   Other Information:

                    On April 11th, the Annual Stockholders' Meeting was held with an attendance of more than 100 people. All Directors were re-elected to a one year term.

          Item 6.   Exhibits and Reports on Form 8-K

                    None

                                   ATTACHED SCHEDULES

                              SEAWAY FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                            March 31, 1996 and March 31, 1995

                                                        1996      1995
                                                       (000's)   (000's)
          ASSETS

          CASH AND CASH EQUIVALENTS
           Cash and due from banks                   $  10,642 $ 10,658
           Federal Funds Sold                            3,450    6,650
                                                       _______   ______

                    Total cash and cash equivalents     14,092   17,308

          TIME DEPOSITS WITH OTHER BANKS                     0        0

          MORTGAGES HELD FOR SALE                           576       0

          INVESTMENT SECURITIES HELD TO MATURITY         52.693   56,772
               (At cost)

          INVESTMENT SECURITIES AVAILABLE FOR SALE       77,935   82,320
               (At market)                              _______   _______

                    Total Investment Securities         130,628  139,092

          LOANS                                         195,137  181,233
          LESS RESERVE FOR POSSIBLE LOAN LOSSES          (2,341)  (2,185)
                                                       _________ ________
                    Net Loans                           192,796  179,048

          BANK PREMISES AND EQUIPMENT                     7,696    6,904
          ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS    5,431    5,777
                                                        _______  _______
                    Total Assets                       $351,219 $348,129
                                                        =======  =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES
          DEPOSITS
           Interest Bearing                            $276,519 $252,253
           Non-interest Bearing                          33,629   30,802
                                                        _______  _______
                    Total Deposits                      310,148  283,055

          SHORT-TERM BORROWINGS                             180   24,633
          ACCRUED INTEREST, TAXES AND OTHER LIABILITIES   1,441    4,116
                                                        _______  _______
                    Total Liabilities                   311,769  311,804

          STOCKHOLDERS' EQUITY
           Common Stock                                    1,685   1,532
           Capital Surplus                                31,288  26,084
           Undivided Profits                               6,519   9,764
           Unrealized gain/loss on sec- A-F-S                (42) (1,055)
                                                         _______ ________
                    Total stockholders' equity            39,450  36,325

          Total liabilities and stockholders' equity   $351,219  $348,129
                                                        =======   =======

                              SEAWAY FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                          March 31, 1996 and December 31, 1995

                                                        1996      1995
                                                       (000's)   (000's)
          ASSETS

          CASH AND CASH EQUIVALENTS
           Cash and due from banks                   $  10,642 $ 11,058
           Federal Funds Sold                            3,450   10,700
                                                       _______   ______
                    Total cash and cash equivalents     14,092   21,758

          TIME DEPOSITS WITH OTHER BANKS                     0        0

          MORTGAGES HELD FOR SALE                           576       0

          INVESTMENT SECURITIES HELD TO MATURITY         52.693   46,779
               (At cost)

          INVESTMENT SECURITIES AVAILABLE FOR SALE       77,935   77,423
               (At market)                              _______   _______

                    Total Investment Securities         130,628  124,202

          LOANS                                         195,137  192,283
          LESS RESERVE FOR POSSIBLE LOAN LOSSES          (2,341)  (2,294)
                                                       _________ ________
                    Net Loans                           192,796  189,989

          BANK PREMISES AND EQUIPMENT                     7,696    7,626
          ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS    5,431    4,254
                                                        _______  _______
                    Total Assets                       $351,219 $347,829
                                                        =======  =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES
          DEPOSITS
           Interest Bearing                            $276,519 $269,640
           Non-interest Bearing                          33,629   36,736
                                                        _______  _______
                    Total Deposits                      310,148  306,376

          SHORT-TERM BORROWINGS                             180      760
          ACCRUED INTEREST, TAXES AND OTHER LIABILITIES   1,441    1,662
                                                        _______  _______
                    Total Liabilities                   311,769  308,798

          STOCKHOLDERS' EQUITY

           Common Stock                                    1,685   1,685
           Capital Surplus                                31,288  31,288
           Undivided Profits                               6,519   5,965
           Unrealized gain/loss on sec- A-F-S                (42)    (93)
                                                         _______ ________
                    Total stockholders' equity            39,450   39,031

          Total liabilities and stockholders' equity   $351,219  $347,829
                                                        =======   =======

                              SEAWAY FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME
                        Three months ending March 31, 1996 and 1995

                                                       1996      1995
                                                      (000's)   (000's)

          INTEREST INCOME
          Interest and fees on loans                $  4,348  $  3,929

          Investment Securities
            Taxable                                    1,276     1,427
            Tax Exempt                                   543       548

          Short-term investments                         119        26

          Mortgages held for sale                          3         0
                                                      ______    ______
                         Total interest income         6,289     5,930
                                                      ______    ______

          INTEREST EXPENSE
          Deposits                                     2,662     2,237

          Short-term borrowings                            7       310
                                                      ______    ______
                         Total interest expense        2,669     2,547
                                                      ______    ______

          NET INTEREST INCOME                          3,620     3,383

          PROVISION FOR LOAN LOSSES                       51        18
                                                      ______     ______

          NET INTEREST INCOME AFTER PROVISION          3,569      3,365
                                                      ______      _____

          OTHER OPERATING INCOME
            Service Charges on deposit accounts          266        251
            Income from fiduciary activities             449        445
            Gains(losses) on security transactions         0          0

            Gain on sales of mortgage loans               (7)         1
            Bankcard processing fees                      43         47
            Other                                        194        181
                                                      ______     ______
                         Total other operating income    945        925
                                                      ______     ______

          OTHER OPERATING EXPENSE
            Salaries and employee benefits             1,812      1,722
            Net occupancy costs                          502        456
            Supplies                                     141        122
            Processing fees                              177        177
            Professional fees                             67         86
            FDIC assessment                                1        159
            Marketing                                     79         44
            Other                                        319        301
                                                      ______     ______
                         Total other operating expense 3,098      3,067

          INCOME BEFORE INCOME TAXES                   1,416      1,223

          PROVISION FOR INCOME TAXES                     322        243
                                                      ______     ______

          NET INCOME                                 $ 1,094    $   980
                                                      ======     ======

          NET INCOME PER COMMON SHARE                $  0.65    $  0.58
                                                      ======     ======

          CASH DIVIDENDS PER COMMON SHARE            $  0.32    $  0.27
                                                      ======     ======

          AVG NUMBER OF COMMON SHARES OUTSTANDING  1,685,430  1,685,430
                                                   =========  =========

                            SEAWAY FINANCIAL CORP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended March 31, 1996 and 1995

                                                      1996      1995
                                                     (000's)   (000's)

          CASH FLOWS FROM OPERATING ACTIVITIES:     $  1,094  $    980
           Net income
           Adjustments to reconcile net income
            to net cash provided by operating
            activities:
             Loss on sale of fixed assets                 44         0
             Depreciation and amortization               259       243
             Provision for possible loan losses           51        18

             Increase in accr. int. & other assets      (996)     (433)
             Increase (decrease) in accrued expenses
               and other liabilities                    (199)    2,398
             Amortization and accretion on securities    171       530
             Net increase in mortgages held for sale    (576)        0
                                                      ______    ______
          Total adjustments                           (1,246)    2,756
                                                      ______    ______

          NET CASH PROVIDED BY OPERATING ACTIVITIES     (152)    3,736

          CASH FLOWS FROM INVESTING ACTIVITIES:
           Investment securities
            Proceeds from maturities A-F-S             7,083     1,564
            Proceeds from maturities H-T-M             8,842     1,733
            Proceeds from sales A-F-S                      0     1,001
            Purchases A-F-S                           (7,954)   (3,324)
            Purchases H-T-M                          (14,773)   (1,019)
           Net increase in loans                      (2,858)   (2,354)
           Capital expenditures                         (506)     (693)
                                                      ______    ______
          NET CASH USED IN INVESTING ACTIVITIES      (10,166)   (3,092)

          CASH FLOWS FROM FINANCING ACTIVITIES:
           Net decrease in demand, now and
            savings deposits                          (8,144)   (5,444)
           Net increase in certificate of deposit     11,916     6,208
           Dividends paid                               (540)     (460)
           Net (decrease) increase in short term
            borrowing                                   (580)    5,767
                                                      ______    ______
          NET CASH USED IN FINANCING ACTIVITIES        2,652     6,071
                                                      ______    ______

          Net increase (decrease) in cash
            and cash equivalents                      (7,666)    6,715

          CASH AND CASH EQUIVALENTS AT JANUARY 1      21,758    10,593
                                                      ______    ______
          CASH AND CASH EQUIVALENTS AT MARCH 31     $ 14,092  $ 17,308
                                                      ======    ======