Form 10-K/A
period 1995-12-31
SEAWAY FINANCIAL CORP
filed 1996-08-09
CIK 830927

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-K/A

               Annual Report Pursant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For Fiscal Year Ended December 31, 1995

          Commission File Number 33-20685

                         SEAWAY FINANCIAL CORPORATION
                           200 S. Riverside Avenue
                           St. Clair, Michigan 48079
                                (810-329-2244)

          (Address of principal executive offices and telephone number)

          Incorporated in the State of Michigan.

          I.R.S. Employer I.D. Number 38-2785653

          Indicate by check mark if disclosure of delinquent
          filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive
          proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          Form 10-K.              [X]

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          As of March 20, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $35,919,489.

          As of March 20, 1996 there were 1,685,430 shares of the Registrant's common stock issued and outstanding.

          Documents incorporated by reference: Annual Report to Shareholders for the year ended December 31, 1995
          (Part II) and Proxy Statement for Annual meeting to be held April 11, 1996 (Part III).

                                   Exhibit Index is on Page 23
                                        Page 1 of 34 Pages

          Pursuant to the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SEAWAY FINANCIAL CORPORATION

          Date:  August 5, 1996    /s/ Franklin H. Moore, Jr.
                                   Franklin H. Moore, Jr.
                                   Chairman of the Board of
                                   Directors and Treasurer as
                                   Principal Executive Officer
                                   of the Registrant

               AMENDMENT TO THE FISCAL ANNUAL REPORT FOR YEAR
                         ENDING DECEMBER 31, 1995

          The following pages are to be added to the following
          Exhibit:

                  Page 1 of the original 10 K Exhibit Section
                  EXHIBIT 3.1   ARTICLES OF INCORPORATION

          MICHIGAN DEPARTMENT OF COMMERCE--CORPORATION AND
          SECURITIES BUREAU

                                 FILED            Date Received

                              DEC 16 1988          DEC 16 1988

                              Administrator
                         MICHIGAN DEPARTMENT OF COMMERCE
                         Corporation & Securities Bureau


          CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
                         For use by Domestic Corporations

          (Please read instructions and Paperwork Reduction Act notice on last page)

          Pursuant to the provisions of Act 284, Public Acts of 1972, as amended (profit corporations), or Act 162, Public Acts of 1982, as amended (nonprofit corporations), the undersigned corporation executes the following
          Certificate:

          1.  The present name of the corporation is:
                    SEAWAY FINANCIAL CORPORATION

          2. The corporation identification number (CID) assigned by the Bureau is: 396-656

          3.  The location of its registered office is:
               200 S. Riverside Ave.,    St Clair, Michigan 48079

          4. Article Third of the Articles of Incorporation is hereby amended to read as follows:

                    THIRD. The total number of shares of all classes of stock which the corporation shall have authority to issue is 1,100,000 shares, which shall be divided into two classes as follows:

                         (a)  100,000 shares of Preferred Stock,
                         no par value, $1.00 per share stated
                         value (Preferred Stock); and

                         (b)  1,000,000 shares of Common Stock of
                         the par value of $1.00 per share
                         (Common Stock).

                    The designations, voting powers, preferences and relative, participating, optional, or other special rights, and the qualifications, limitations or restrictions of the above classes general provisions of the above classes of stock and other general provisions relating thereto shall be as follows:

                                        PART I

                                   Preferred Stock

                    (a)  Shares of Preferred Stock may be issued
          in one or more series at such time or times and for such consideration or considerations as the Board of Directors may determine. All shares of any one series shall be of equal rank and identical in all respects except that the dates from which dividends accrue or accumulate with respect thereto may vary.

                    (b)   The Board of Directors is expressly
          authorized at any time, and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series, with such voting powers, full or limited, or without voting powers, and with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated and expresssed in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors, and as are not stated and expressed in these Articles of Incorporation, or any amendment thereto, including (but without limiting the generality of the foregoing) the following:

                    (i)  The distinctive designation and number
          of shares comprising such series, which number may (except where otherwise provided by the Board of Directors in creating such series) be increased or decreased (but not below the number of shares then outstanding) from time to time by action of the Board of Directors.

                    (ii) The dividend rate or rates on the shares of such series and the relation which such dividends shall bear to the dividends payable on any other class of captital stock or on any other series of Preferred Stock, the terms and conditions upon which and the periods in respect of which dividends shall be payable, whether and upon what conditions such dividends shall accumulate.

                    (iii)Whether the shares of such series
          shall be redeemable, and, if redeemable, whether redeemable for cash, property or rights, including securities of any other corporation, at the option of either the holder or the corporation or upon the happening of a specified event, the limitations and restrictions with respect to such redemption, the times or times when, the price or prices or rate or rates at which, the adjustments with which and the manner in which such shares shall be redeemable, including the manner of selecting shares of such series for redemption if less than all shares are to be redeemed.

                    (iv) The rights to which the holders of shares of such series shall be entitled, and the preferences, if any, over any other series (or of any other series over such series), upon the voluntary or involuntary liquidation, dissolution, distribution or winding up of the corporation, which rights may vary depending on whether such liquidation, dissolution, distribution or winding up is voluntary or involuntary, and, if voluntary, may vary at different dates.

                    (v)  Whether the shares of such series shall
          be subject to the operation of a purchase, retirement or sinking fund and, if so, whether and upon what conditions such purchase, retirement or sinking fund shall be cumulative or non cumulative, the extend to which and the manner in which such fund shall be applied to the purchase or redemption of the shares of such series for retirement or to other corporate purposes and the terms and provisions relative to the operation thereof.

                    (vi) Whether the shares of such series
          shall be convertible into or exchangeable for shares of any other class or of any other series of any class or of any other series of any class of capital stock of the corporation, and, if so convertible or exhangeable, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of such conversion or exchange.

                    (vii)The voting powers, full and/or limited, if any, of the shares of such series, and whether and under what conditions the shares of such series
          (along or together with the shares of one or more other series having similar provisions) shall be entitled to vote separately as a single class, for the election of one or more additional directors of the corporation in case of dividend arrearages, or other specified events, or upon other matters.

                    (viii)Whether the issuance of any additional shares of such series, or of any shares of any other series, shall be subject to restrictions as to issuance, or as to the powers, preferences or rights of any such other series.

                    (ix) Any other preferences, privileges and powers and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such series, as the Board of Directors may deem advisable and as shall not be inconsistent with the provisions of these Articles of Incorporation.

                    (c) Unless and except to the extend otherwise required by law or provided in the resolution or resolutions of the Board of Directors creating any series of Preferred Stock pursuant to this Part I, the holders of the shares of Preferred Stock shall have no voting power with respect to any matter whatsoever. In no event shall the Preferred Stock be entitled to more than one vote in respect of each share of stock.

                    (d)  Shares of Preferred Stock redeemed,
          converted, exchanged, purchased, retired or surrendered to the corporation, or which have been issued and reacquired in any manner, may, upon compliance with any applicable provisions of the Michigan Business

          Corporation Act, be given the status of authorized and unissued shares of Preferred Stock and may be reissued by the Board of Directors as part of the series of which they were originally a part or may be reclassified into and reissued as part of a new series or as a part of any other series, all subject to the protective conditions or restrictions of any outstanding series of Preferred Stock.

                                   PART II

                                 Common Stock

                    (a)  Except as otherwise required by law or
          by any amendment to these Articles of Incorporation, each holder of Common Stock shall have one vote for each share of stock held by such holder on all matters voted upon by the shareholders.

                    (b) Subject to the preferential dividend rights, if any, applicable to shares of Preferred Stock and subject to applicable requirements, if any, with respect to the setting aside of sums for purchase, retirement or sinking funds for Preferred Stock, the holders of Common Stock shall be entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors.

                                   PART III

                              General Provisions

                    No holder of stock of any class of the
          corporation shall be entitled as a matter of right to purchase or subscribe for any part of any unissued stock of any class, or of any additional stock of any class of capital stock of the corporation, or of any bonds, certificates of indebtness, debentures, or other securities, whether or not convertible into stock of the corporation, now or hereafter authorized, but any such stock or other securities may be issued and disposed of pursuant to resolution by the Board of Directors to such persons, firms, corporations or associations and upon such terms and for such consideration (not less than the par value or stated value thereof) as the Board of Directors in the exercise of its discretion may determine and as may be permitted by law without action by the shareholders. The Board of Directors may provide for payment therefor to be received by the corporation in cash, personal property, real property (or leases thereof) or services. Any and all shares of stock so issued for which the consideration so fixed has been paid or delivered, shall be deemed fully paid and not liable to any further call or assessment.

          COMPLETE SECTION (a) IF THE AMENDMENT WAS ADOPTED
          BY THE UNANIMOUS CONSENT OF THE INCORPOTOR(S) BEFORE
          THE FIRST MEETING OF THE BOARD OF DIRECTORS OR
          TRUSTEES; OTHERWISE, COMPLETE SECTION (b).

          b. X The foregoing amendment to the Articles of Incorporation was duly adopted on the 30th day of, September, 1988. The amendment:

               X was duly adopted by the written consent of all the shareholders or members entitled to vote in accordance with Section 407(3) of the Act.

                         Signed this 14th day of December, 1988

                              By  /s/Franklin H. Moore, Jr.

                              Franklin H. Moore, Jr., Chairman &
                                   Chief Executive Officer.

          DOCUMENT WILL BE RETURNED TO NAME AND MAILING ADDRESS
          INDICATED IN THE BOX BELOW. Include name, street and number (or P.O. box), city, state and ZIP code.

                              Franklin H, Moore, Jr.
                              200 S. Riverside Avenue
                              P. O. Box 28
                              St. Clair, MI 48079

          Name of Person or organization remitting fees:

                              SEAWAY FINANCIAL CORPORATION

          Preparer's name and business telephone number:

                              Franklin H. Moore, Jr.
                              (313) 329-2244

                         INFORMATION AND INSTRUCTIONS

          1. The amendment cannot be filed until this form, or a comparable document, is submitted.

          2. Submit one original copy of this document. Upon filing, a microfilm copy will be prepared for the records of the Corporation and Securities Bureau. The original copy will be returned to the address appearing in the box above as evidence of filing.

               Since this document must be microfilmed, it is important that the filing be legible. Documents with poor black and white contrast, or otherwwise illegible, will be rejected.

          3. This document is to be used pursuant to the provisions of section 631 of the Act for the purpose of amending the articles of incorporation of a domestic profit or nonprofit corporation. Do not use this form for restated articles. A nonprofit corporation is one incorporated to carry out any lawful purpose or purposes not involving pecuniary profit or gain for its directors, officers, shareholders, or members.
          A nonprofit corporation organized on a nonstock directorship basis, as authorized by Section 302 of the Act, may or may not have members, but if it has members, the members are not entitled to vote.

          4. Item 2 -- Enter the identification number previously assigned by the Bureau. If this number is unknown, leave it blank.

          5. Item 4 -- The article being amended must be set forth in its entirety. However, if the article being amended is divided into separately identifiable sections, only the sections being amended need be included.

          6. This document if effective on the date approved and filed by the Bureau. A later effective date, no more than 90 days after the date of delivery, may be stated.

          7. If the amendment is adopted before the first meeting of the board of directors, item 5(a) must be complted and signed in ink by all of the incorporators listed in
          Article V of the Articles of Incorporation. If the amendment is otherwise adopted, item 5(b) must be completed and signed in ink by the president, vice-president, chairperson, or vice-chairperson of the corporation.

          8.   FEES:  Filing fee (Make remittance payable to State
          of Michigan..............................$10.00
                      Franchise fee for profit corporations (payable
                         even if authorized capital stock has
                         increased) -- 1/2 mill (.0005) on each
                         dollar of increase over highest
                         previous authorized capital stock.

          9. Mail form and fee to:

                         Michigan Department of Commerce
                         Corporation and Securities Bureau
                         Corporation Division
                         P.O. Box 30054
                         6546 Mercantile Way
                         Lansing, MI 48909
                         Telephone (517) 334-6302

          COMPLETE SECTION (a) IF THE AMENDMENT WAS ADOPTED
          BY THE UNANIMOUS CONSENT OF THE INCORPORATOR(S) BEFORE
          THE FIRST MEETING OF THE BOARD OF DIRECTORS OR
          TRUSTEES; OTHERWISE, COMPLETE SECTION (b).

          b. X The foregoing amendment to the Articles of Incorporation was duly adopted on the 13th day of, April, 1989. The amendment: (check one of the following)


               X was duly adopted by the written consent of all the shareholders or members entitled to vote in accordance with Section 407(3)

                              Signed this 27th day of April, 1989
                              By /s/Franklin H. Moore, Jr.
                              Franklin H. Moore, Jr, Chairman &
                                   Chief Executive Officer

                    THIRD. The total number of shares of all classes of stock which the corporation shall have authority to issue is 2,100,000 shares, which shall be divided into two classes as follows:

                              (a)  100,000 shares of Preferred
                              Stock, no par value, $1.00 per share
                              stated value (Preferred Stock); and

                              (b)  2,000,000 shares of Common Stock
                              of the par value of $1.00 per share
                              (Common Stock).

                    The designations, voting powers, preferences and relative, participating, optional, or other special rights, and the qualifications, limitations or restrictions of the above classes of stock and other general provisions relating thereto shall be as follows:

                                   PART I

                              Preferred Stock

               (a) Shares of Preferred Stock may be issued in one or more series at such time or times and for such consideration or considerations as the Board of Directors may determine. All shares of any one series shall be of equal rank and identical in all respects except that the dates from which dividends accrue or accumulate with respect thereto may vary.

               (b) The Board of Directors is expressly authorized at any time, and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series, with such voting powers, full or limited, or without voting powers, and with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors, and as are not stated and expressed in these Articles of Incorporation, or any amendment thereto, including (but without limiting the generality of the foregoing) the following:

               (i) The distinctive designation and number of shares comprising such series, which number may (except where otherwise provided by the Board of Directors in creating such series) be increased or decreased (but not below the number of shares then outstanding) from time to time by action of the Board of Directors.

               (ii) The dividend rate or rates on the shares of such series and the relation which such dividends shall bear to the dividends payable on any other class of capital stock or on any other series of Preferred Stock, the terms and conditions upon what conditions such dividends shall be cumulative and, if cumulative, the date or dates from which dividends shall accumulate.

               (iii)Whether the shares of such series shall be redeemable, and, if redeemable, whether redeemable for cash, property or rights, including securities of any other corporation, at the option of either the holder or the corporation or upon the happening of a specified event, the limitations and restrictions with respect to such redemption, the time or times when, the price or prices or rate or rates at which, the adjustments with which and the manner in which such shares shall be redeemable, including the manner of selecting shares of such series for redemption if less than all shares are to be redeemed.

               (iv) The rights to which the holders of shares of such series shall be entitled, and the preferences, if any, over any other series (or of any other series over such series), upon the voluntary or involuntary liquidation, dissolution, distribution or winding up of the corporation, which rights may vary depending on whether such liquidation, dissolution, distribution or winding up is voluntary or involuntary, and, if voluntary, may vary at different dates.

               (v) whether the shares of such series shall be subject to the operation of a purchase, retirement or sinking fund shall and, if so, whether and upon what conditions such purchase, retirement or sinking fund shall be cumulative or noncumulative, the extent to which and the manner in which such fund shall be applied to the purchase or redemption of the shares of such series for retirement or to other corporate purposes and the terms and provisions relative to the operation thereof.

               (vi) Whether the shares of such series shall be convertible into or exchangeable for shares of any other class or of any other series of any class of capital stock of the corporation, and, if so convertible or exchangeable, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of such conversion or exchange.

               (vii)The voting powers, full and/or limited, if any, of the shares of such series, and whether and under what conditions the shares of such series (along or together with the shares of one or more other series having similar provisions) shall be entitled to vote separately as a single class, for the election of one or more additional directors of the corporation in case of dividend arrearages, or other specified events, or upon other matters.

               (viii)Whether the issuance of any additional shares of such series, or of any shares of any other series, shall be subject to restrictions as to issuance, or as to the powers, preferences or rights of any such other series.

               (ix) Any other preferences, privileges and powers and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such series, as the Board of Directors may deem advisable and as shall not be inconsistent with the provisions of these Articles of Incorporation.

               (c) Unless and except to the extent otherwise required by law or provided in the resolution or resolutions of the Board of Directors creating any series of Preferred Stock pursuant to this Part I, the holders of the shares of Preferred Stock shall have no voting power with respect to any matter whatsoever. In no event shall the Preferred Stock be entitled to more than one vote in respect of each share of stock.

               (d)  Shares of Preferred Stock redeemed,
          converted, exchanged, purchased, retired or surrendered to the corporation, or which have been issued and reacquired in any manner, may, upon compliance with any applicable provisions of the Michigan
          Business Corporation Act, be given the status of authorized and unissued shares of Preferred Stock and may be reissued by the Board of Directors as part of the series of which they were originally a part or may be reclassified into and reissued as part of a new series or as a part of any other series, all subject to the protective conditions or restrictions of any outstanding series of Preferred Stock.

                                   PART II

                                Common Stock

               (a) Except as otherwise required by law or by any amendment to these Articles of Incorporation, each holder of Common Stock shall have one vote for each share of stock held by such holder on all matters voted upon by the shareholders.

               (b) Subject to the preferential dividend rights, if any, applicable to shares of Preferred Stock and subject to applicable requirements, if any, with respect to the setting aside of sums for purchase, retirement or sinking funds for Preferred Stock, the holders of Common Stock shall be entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors.

                                   PART III

                              General Provisions

               No holder of stock of any class of the corporation shall be entitled as a matter of right to purchase or subscribe for any part of any unissued stock of any class, or of any additional stock of any class of capital stock of the corporation, or of any bonds, certificates of indebtedness, debentures, or other securities, whether or not convertible into stock of the corporation, now or hereafter authorized, but any such stock or other securities may be issued and disposed of pursuant to resolution by the Board of Directors to such persons, firms, corporations or associations and upon such terms and for such consideration (not less than the par value or stated value thereof) as the Board of Directors in the exercise of its discretion may determine and as may be permitted by law without action by the shareholders. The Board of Directors may provide for