Form 10-Q
period 1996-06-30
SEAWAY FINANCIAL CORP
filed 1996-08-15
CIK 830927

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

        For Quarter Ended June 30, 1996

        Commission File Number 33-20685

                            SEAWAY FINANCIAL CORPORATION
                              200 S. Riverside Avenue
                            St. Clair, Michigan 48079

        Incorporated in the State of Michigan.

        I.R.S. Employer I.D. Number 38-2785653

        Registrant's Telephone Number, (including area code):

                            (810) 326-2244

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
        12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Number of shares of Registrant's Common Stock, $1.00 par value, outstanding as of June 30, 1996 - 1,685,430.

                       PART I.    FINANCIAL INFORMATION

        Item 1.  Financial Statements:
                            SEAWAY FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          June 30, 1996 and June 30, 1995

                                                      1996      1995
                                                     (000's)   (000's)
        ASSETS

        CASH AND CASH EQUIVALENTS
         Cash and due from banks                   $  10,849 $ 13,570
         Federal Funds Sold                            7,000    3,850
                                                     _______   ______
                  Total cash and cash equivalents     17,843   17,420

        TIME DEPOSITS WITH OTHER BANKS                     0        0

        MORTGAGES HELD FOR SALE                         1,454      307

        INVESTMENT SECURITIES HELD TO MATURITY         52,944   52,512
             (At cost)

        INVESTMENT SECURITIES AVAILABLE FOR SALE       73,216   82,867
             (At market)                              _______   _______

                  Total Investment Securities         126,160  135,379

        LOANS                                         206,038  183,423
        LESS RESERVE FOR POSSIBLE LOAN LOSSES          (2,463)  (2,204)
                                                     _________ ________
                  Net Loans                           203,575  181,219

        BANK PREMISES AND EQUIPMENT                     7,929    7,244
        ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS    4,920    4,979
                                                      _______  _______
                  Total Assets                       $361,887 $346,548
                                                      =======  =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES
        DEPOSITS
         Interest Bearing                            $283,326 $259,189
         Non-interest Bearing                          37,429   34,039
                                                      _______  _______
                  Total Deposits                      320,755  293,228

        SHORT-TERM BORROWINGS                              30   14,375
        ACCRUED INTEREST, TAXES AND OTHER LIABILITIES   1,353    1,295
                                                      _______  _______
                  Total Liabilities                   322,138  308,898

        STOCKHOLDERS' EQUITY
         Common Stock                                   1,685    1,685
         Capital Surplus                               31,288   31,288
         Undivided Profits                              7,059    4,915
         Unrealized gain/loss on sec- A-F-S              (283)    (238)
                                                       _______ ________
                  Total stockholders' equity           39,749   37,650

        Total liabilities and stockholders' equity   $361,887  $346,548
                                                      =======   =======

                            SEAWAY FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                        June 30, 1996 and December 31, 1995

                                                      1996      1995
                                                     (000's)   (000's)
        ASSETS

        CASH AND CASH EQUIVALENTS
         Cash and due from banks                   $  10,849 $ 11,058
         Federal Funds Sold                            7,000   10,700
                                                     _______   ______
                  Total cash and cash equivalents     17,849   21,758

        TIME DEPOSITS WITH OTHER BANKS                     0        0

        MORTGAGES HELD FOR SALE                         1,454       0

        INVESTMENT SECURITIES HELD TO MATURITY         52,944   46,779
             (At cost)

        INVESTMENT SECURITIES AVAILABLE FOR SALE       73,216   77,423
             (At market)                              _______   _______

                  Total Investment Securities         126,160  124,202

        LOANS                                         206,038  192,283
        LESS RESERVE FOR POSSIBLE LOAN LOSSES          (2,463)  (2,294)
                                                     _________ ________
                  Net Loans                           203,575  189,989

        BANK PREMISES AND EQUIPMENT                     7,929    7,626
        ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS    4,920    4,254
                                                      _______  _______
                  Total Assets                       $361,887 $347,829
                                                      =======  =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES
        DEPOSITS
         Interest Bearing                            $283,326 $269,640
         Non-interest Bearing                          37,429   36,736
                                                      _______  _______
                  Total Deposits                      320,755  306,376

        SHORT-TERM BORROWINGS                              30      760
        ACCRUED INTEREST, TAXES AND OTHER LIABILITIES   1,353    1,662
                                                      _______  _______
                  Total Liabilities                   322,138  308,798

        STOCKHOLDERS' EQUITY
         Common Stock                                    1,685   1,685
         Capital Surplus                                31,288  31,288
         Undivided Profits                               7,059   5,965
         Unrealized gain/loss on sec- A-F-S               (283)     93
                                                       _______ ________
                  Total stockholders' equity            39,749   39,031

        Total liabilities and stockholders' equity   $361,887  $347,829
                                                      =======   =======

                            SEAWAY FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                       Three months ending June 30, 1996 and 1995

                                                     1996      1995
                                                    (000's)   (000's)

        INTEREST INCOME
        Interest and fees on loans                $  4,523  $  4,151

        Investment Securities
          Taxable                                    1,246     1,443
          Tax Exempt                                   526       515

        Short-term investments                         104        66

        Mortgages held for sale                          6         4
                                                    ______    ______
                       Total interest income         6,405     6,179
                                                    ______    ______
        INTEREST EXPENSE
        Deposits                                     2,690     2,397

        Short-term borrowings                            3       279
                                                    ______    ______
                       Total interest expense        2,693     2,676
                                                    ______    ______
        NET INTEREST INCOME                          3,712     3,503

        PROVISION FOR LOAN LOSSES                      116        23
                                                    ______     ______
        NET INTEREST INCOME AFTER PROVISION          3,596      3,480
                                                    ______      _____
        OTHER OPERATING INCOME
          Service Charges on deposit accounts          288        269
          Income from fiduciary activities             409        404
          Gains(losses) on security transactions       (23)        10
          Gains(losses) on sales of mortgage loans     (19)         5
          Bankcard processing fees                      44         31
          Other                                        266        247
                                                    ______     ______
                       Total other operating income    965        966
                                                    ______     ______
        OTHER OPERATING EXPENSE
          Salaries and employee benefits             1,862      1,779
          Net occupancy costs                          507        442
          Supplies                                     135        128
          Processing fees                              154        175
          Professional fees                            150        110
          FDIC assessment                                1        160
          Marketing                                     54         44
          Other                                        338        322
                                                    ______     ______
                       Total other operating expense 3,201      3,160

        INCOME BEFORE INCOME TAXES                   1,360      1,286

        PROVISION FOR INCOME TAXES                     282        266
                                                    ______     ______
        NET INCOME                                 $ 1,078    $ 1,020
                                                    ======     ======
        NET INCOME PER COMMON SHARE                $   .64    $   .61
                                                    ======     ======
        CASH DIVIDENDS PER COMMON SHARE            $   .32    $   .30
                                                    ======     ======
        AVG NUMBER OF COMMON SHARES OUTSTANDING  1,685,430  1,685,430

                                 SEAWAY FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                       Six months ending June 30, 1996 and 1995

                                                     1996      1995
                                                    (000's)   (000's)

        INTEREST INCOME
        Interest and fees on loans                $  8,871  $  8,080

        Investment Securities
          Taxable                                    2,522     2,870
          Tax Exempt                                 1,069     1,063

        Short-term investments                         223        92

        Mortgages held for sale                          9         4
                                                    ______    ______
                       Total interest income        12,694    12,109
                                                    ______    ______
        INTEREST EXPENSE
        Deposits                                     5,352     4,634

        Short-term borrowings                           10       589
                                                    ______    ______
                       Total interest expense        5,362     5,223
                                                    ______    ______
        NET INTEREST INCOME                          7,332     6,886

        PROVISION FOR LOAN LOSSES                      167        41
                                                    ______     ______
        NET INTEREST INCOME AFTER PROVISION          7,165      6,845
                                                    ______      _____
        OTHER OPERATING INCOME
          Service Charges on deposit accounts          554        520
          Income from fiduciary activities             858        849
          Gains(losses) on security transactions       (23)        10
          Gains(losses) on sales of mortgage loans     (26)         6
          Bankcard processing fees                      87         78
          Other                                        460        428
                                                    ______     ______
                       Total other operating income  1,910      1,891
                                                    ______     ______
        OTHER OPERATING EXPENSE
          Salaries and employee benefits             3,674      3,501
          Net occupancy costs                        1,009        898
          Supplies                                     276        250
          Processing fees                              331        352
          Professional fees                            217        196
          FDIC assessment                                2        319
          Marketing                                    133         88
          Other                                        657        623
                                                    ______     ______
                       Total other operating expense 6,299      6,227

        INCOME BEFORE INCOME TAXES                   2,776      2,509

        PROVISION FOR INCOME TAXES                     604        509
                                                    ______     ______
        NET INCOME                                 $ 2,172    $ 2,000
                                                    ======     ======
        NET INCOME PER COMMON SHARE                $  1.29    $  1.19
                                                    ======     ======
        CASH DIVIDENDS PER COMMON SHARE            $  0.64    $  0.57
                                                    ======     ======
        AVG NUMBER OF COMMON SHARES OUTSTANDING  1,685,430  1,685,430

                          SEAWAY FINANCIAL CORP
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six months ended June 30, 1996 and 1995

                                                    1996      1995
                                                   (000's)   (000's)

        CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                               $  2,172  $  2,000
         Adjustments to reconcile net income
          to net cash provided by operating
          activities:
           Gain(loss) on sale of investment
                   securities                          (23)       10
           Loss on sale of fixed assets                 81         0
           Depreciation and amortization               534       512
           Provision for possible loan losses          167        41
           Increase in accr. int. & other assets      (432)      (57)
           Decrease in accrued expenses and
             other liabilities                        (262)     (422)
           Amortization and accretion on securities    434     1,005
           Net increase in mortgages held for sale  (1,454)     (307)
                                                    ______    ______
        Total adjustments                             (955)      782
                                                    ______    ______

        NET CASH PROVIDED BY OPERATING ACTIVITIES    1,217     2,782

        CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment securities
          Proceeds from maturities A-F-S            17,361     6,507
          Proceeds from maturities H-T-M            28,547     7,996
          Proceeds from sales A-F-S                  2,728       991
          Purchases A-F-S                          (16,859)   (8,399)
          Purchases H-T-M                          (34,713)   (2,673)
         Net increase in loans                     (13,753)   (4,548)
         Capital expenditures                       (1,008)   (1,302)
                                                    ______    ______
        NET CASH USED IN INVESTING ACTIVITIES      (17,697)   (1,428)

        CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (decrease) increase in demand, now and
          savings deposits                          (4,177)    1,853
         Net increase in certificate of deposit     18,556     9,084
         Dividends paid                             (1,078)     (972)
         Net (decrease) increase in short term
          borrowing                                   (730)   (4,492)
                                                    ______    ______
        NET CASH USED IN FINANCING ACTIVITIES       12,571     5,473
                                                    ______    ______

        Net increase (decrease) in cash
          and cash equivalents                      (3,909)    6,827

        CASH AND CASH EQUIVALENTS AT JANUARY 1      21,758    10,593
                                                    ______    ______
        CASH AND CASH EQUIVALENTS AT JUNE 30      $ 17,849  $ 17,420
                                                    ======    ======

        Item 2. Management's discussion and analysis of financial condition and results of operations.

        Interim Financial Statement: The Interim Financial Statements furnished include all adjustments which, in the opinion of management, are necessary to reflect fair statements of the results for the interim period presented and are recurring in nature.

        Earnings: Seaway reported net income of $2,172,000 in the first six months of 1996 compared to $2,000,000 in the same period in 1995. Net income for the six months was $1.29 per share, or a 8.4% increase in earnings per share, as compared to the first six months of 1995 at $1.19 after adjustment of 10% stock dividend declared April 13, 1996. On an annualized basis, return on beginning stockholders' equity was 11.1% in the first six months of 1996 versus 11.4% in the first six months 1995. On an annualized basis, return on average assets are at 1.23% in the first six months of 1996, from 1.17% in the same period for 1995. Earnings of $1,078,000 were recorded for second quarter of 1996. In the second quarter 1996, earnings were down from the first quarter results by 1.5%. Second quarter per share earnings were $.64 compared to second quarter 1995 earnings of $.61 per share after adjusting for the 10% stock dividend declared on April 13, 1996.

        Net Interest Income: For the first six months of 1996, net interest income, after provision for loan losses, was $7,165,000, a 4.7% increase from the first six months of 1995 net interest income after loan loss provision of $6,845,000. The increase was due primarily to a 12.3% increase in the loan portfolios of the two subsidiary banks. Deposits increased by $13,182,000 or 4%, after adding Repurchase Agreements, in the first six months of 1996 as compared to the first six months of 1995. With the decrease of mutual fund growth, it is noted that additional funds are being added to the various bank deposit accounts.

        Total loans increased by $22,615,000 with an additional increase of $1,147,000 in Mortgages held for sale from June 30, 1995. Loan quality remains strong as non-performing loans represent 1.1% of total loans outstanding. Net loan charge offs for the first six months were actually in a net recovery position.

        Other Income: Total other income in the first six months of 1996 increased to $1,910,000 from $1,891,000 in the first six months of 1995, for a increase of 1%. The five major factors were a 1.1% increase in fiduciary income from trust operations totaling $9,000; an increase of $34,000 in Service Charges on Deposit accounts; an increase of $42,000 in Brokerage Fees; an increase of $24,000 in Income from other real estate; a decrease of $33,000 in Security transactions; and a decrease of $32,000 in the Sale of Mortgage Loans. With the constant pressure on interest margins, management is very conscious that other income must be developed to offset the continuing increase in the cost of doing business. Mortgages Originated and Sold totaled $3,692,000 for the first six months of 1996 and totaled $2,147,000 for the first six months of 1995.


                                 LOANS HELD FOR SALE
                                    (in thousands)

                                              YTD       YTD       YTD
                                           06/30/96  12/31/95  06/30/95

        Loan originations sold for the
        period ending                        $3,692    $ 6,959   $ 2,147

        Gains on loan originations sold
        for the period ending                $  (10)    $    41   $    6

        Loans originated for sale -
        not yet sold                         $ 1,454    $     0   $  307


        SFAS 122, Mortgage Servicing Rights accounting was implemented effective January 1, 1996. The calculation of the capitalized amounts have not been material in either the quarters ending March 30, 1996, or June 30, 1996.

        Other Expenses: Total Other Expenses increased by 1.0% or $72,000 in the first six months of 1996 compared to the first six months of 1995. Salary and benefits expenses were increased $173,000 or 4.9% above 1995 levels. If performance levels continue throughout December 31, 1996 as they have in the first six months of 1996, the Incentive Compensation and Profit Sharing Plans will provide for a payout to participants in the plans. Accruals have been established in the financial information for the anticipated amounts as if the current financial performance is continued through the end of year 1996. This handling of anticipated payout is consistent with the handling in previous years. Net Occupancy costs have increased by $111,000, or 12.4% above 1995 levels. Professional Fee Expense increased by $21,000 and FDIC expense decreased by $317,000 below 1995 levels. Marketing costs have increased by $45,000 above 1995 levels. Management continues to look at ways to reduce our operating costs.

        Reserve/Provision for Loan Losses: Management at each subsidiary Bank monitors the adequacy of the reserve on a quarterly basis with an in-depth review of all non-accrual loans, other real estate, loans 90 days past due and all other loans where the financial statements of the Borrower reveal a deterioration in financial strength. After each review, specific sums in the loan loss reserve are allocated to weak situations and the remaining balance is tested for adequacy when measured by historical loss experience and anticipated changes in the economic environment.
        At all times during the past three years, the reserve accounts were deemed to be fully adequate to cover the credit risks in each of the bank portfolios. A specific loan loss reserve does not exist for potential losses on loan commitments. No losses from loan commitments have occurred in 1996, 1995 or 1994.

        Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under Item III of Industry Guide
        III that (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or
        (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply
        with the loan     repayment terms.  We know of no trends, events
        or uncertainties that presently exist that are reasonably likely to have a material effect on our liquidity, capital resources or operations. The regulatory authorities have not made any recommendations that would impact our liquidity, capital resources or operations. FAS 114, which is based on the analysis of expected cash flows and collateral values, required no additional reserve for possible loan losses for impaired loans as of June 30, 1996.

        At June 30, 1996 the reserve account was $2,463,000 which represented 1.20% of total loans outstanding. Our current goal is to maintain the reserve for loan losses at 1.20% of total loans outstanding. At June 30, 1995 this reserve account was $2,204,000 or 1.20% of total loans outstanding. At December 31, 1995 the reserve for loan losses was $2,294,000 which was 1.19% of total loans outstanding. Loan losses net of recoveries for the first six months of 1996 were a net recovery of $2,000 versus a net loss of $7,000 for the first six months of 1995. Loan quality continues to remain at a high level with net loan charge-offs for the first six months being negligible.

                            RESERVE FOR LOAN LOSSES
                                 (in thousands)
                               as of June 30, 1996

                                           06/30/96  12/31/95  06/30/95

        Reserve for loan losses as a
         percentage of nonperforming
         loans                              108.5%    145.6%    124.2%

        Reserve for loan losses as a
         percentage of nonperforming
         assets                              85.1%    135.3%    103.1%

        Reserve for loan losses as a
         percentage of loans outstanding
         at six months end                   1.20%     1.19%     1.20%


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

                                 NON-PERFORMING ASSETS
                                      (In Thousands)
                                   as of June 30, 1996

                                           06-30-96  12-31-95  06-30-95

        Impaired loans under FAS 114 (1)   $  1,753  $  1,236  $      0

        Non-accrual loans:
         Restructured loans                       0         0         0

         Original terms                         200       130       646

        Accruing loans past due
         90 Days or more                        318       210     1,128
                                           ________  _________ ________
         Total nonperforming loans         $  2,271  $  1,576  $  1,774

        Other real estate owned                 623       120       364
                                           ________  ________  ________
         Total nonperforming assets        $  2,894  $  1,696  $  2,138
                                           ========  ========  ========
        Nonperforming loans as a
         percentage of total loans            1.10%      .82%      .97%

        Nonperforming assets as a
         percentage of total loans
         plus other real estate owned         1.40%       .88%     1.16%

        Nonperforming assets as a
         percentage of total assets            .80%       .49%      .62%


        Investment Securities: Securities are recorded in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires an investment in a security to be classified based on the Corporation's intent with respect to holding securities. The following summarizes the classification of securities held at June 30, 1996 and 1995 as well as December 31, 1995. The effect of SFAS 115 in the first six months of 1996 was a decrease in assets of $425,000 and a decrease in equity of $283,000, net of deferred tax credits of $142,000.

                                 INVESTMENT SECURITIES

                                    06/30/96            06/30/95

                                 Amort     Cost      Amort     Cost

        U.S. Government agencies $34,462   $34,273   $44,175   $43,875
         and obligations - A.F.S.

        U.S. Government agencies       0         0         0         0
         and obligations - H.T.M.

        Municipal Bonds - H.T.M.  39,144    39,825    37,910    39,018

        Municipal Bonds - A.F.S.   1,090     1,096       222       225

        Other Securities - A.F.S.  1,863     1,912     1,863     2,025

        Other Securities - H.T.M. 13,800    13,483    14,602    14,383

        Mortgage Backed           36,226    35,935    36,966    36,742
         Securities - A.F.S.     _______   _______   _______   _______

             Total Investments  $126,585  $126,524  $135,738  $136,268
                                ========  ========  ========  ========

        Available for Sale

        U.S. Government agencies           $34,273             $43,875
         and obligations

        Municipal Bonds                      1,096                 225

        Other Securities                     1,912               2,025

        Mortgage Backed Securities          35,935              36,742
                                           _______             _______
                            Total          $73,216             $82,867
                                           =======             =======

        Held to Maturity:

        U.S. Government agencies $     0             $     0
         and obligations

        Municipal Bonds           39,144              37,910

        Other Securities          13,800              14,602

        Mortgage Back Securities       0                   0
                                 _______             _______
                       Total     $52,944             $52,512
                                 =======             =======

                                 INVESTMENT SECURITIES

                                    06/30/96            12/31/95

                                 Amort     Cost      Amort     Cost

        U.S. Government agencies $34,462   $34,273   $39,278   $39,316
         and obligations - A.F.S.

        U.S. Government agencies       0         0         0         0
         and obligations - H.T.M.

        Municipal Bonds - H.T.M.  39,144    39,825    38,136    39,462

        Municipal Bonds - A.F.S.   1,090     1,096     1,097     1,114

        Other Securities - A.F.S.  1,863     1,912     1,863     1,950

        Other Securities - H.T.M. 13,800    13,483     8,643     8,537

        Mortgage Backed           36,226    35,935    35,044    35,043
         Securities - A.F.S.     _______   _______   _______   _______

             Total Investments  $126,585  $126,524  $124,061  $125,422
                                ========  ========  ========  ========

        Available for Sale

        U.S. Government agencies           $34,273             $39,316
         and obligations

        Municipal Bonds                      1,096               1,114

        Other Securities                     1,912               1,950

        Mortgage Backed Securities          35,935              35,043
                                           _______             _______
                            Total          $73,216             $77,423
                                           =======             =======

        Held to Maturity:

        U.S. Government agencies $     0             $     0
         and obligations

        Municipal Bonds           39,144              38,136

        Other                     13,800               8,643

        Mortgage Back Securities       0                   0
                                 _______             _______
                       Total     $52,944             $46,779
                                 =======             =======

        Liquidity: At June 30, 1996, Seaway's net liquidity ratio was 39.2%. At December 31, 1995, this ratio was 35.7% and at June 30, 1995, it was 39.8%. Net liquid assets are comprised of investment securities that are not pledged, federal funds sold, bankers acceptances, cash and due from banks and time deposits in other banks, less any reserve requirements.

        This strong liquidity position allows us to meet any increasing loan demands of our customers or to absorb any short term decline in deposits which might be experienced.

        Captial Management:  Seaway is dedicated to maintaining a
        capital position in excess of eight percent equity capital to
        total    assets.  In light of the current regulatory and banking
        environment, this is more important today than it ever has been. Depositor and investor confidence is necessary to continue to operate profitably. This also places the Corporation in a position to expand through new offices or acquisitions should these opportunities arise. Seaway's primary capital ratio which includes stockholders' equity and loan reserves, at June 30, 1996 was 11.7% as well as 11.6% at June 30, 1995 and 11.9% at December 31, 1995. Return on equity capital at June 30, 1996 was 11.1%. This same ratio was 10.6% at June 30, 1995 and 11.2% at December
         31, 1995.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the reqistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEAWAY FINANCIAL CORPORATION

        Date:  August 12, 1996        /s/Franklin H. Moore, Jr.
                                      Franklin H. Moore, Jr.
                                      Chairman of the Board of Directors
                                      and Treasury as Principal Executive
                                      Officer and Principal Financial and
                                      Chief Accounting Officer of the
                                      Registrant

                            PART II   OTHER INFORMATION

        Item 1.   Legal Proceedings:

                  None

        Item 2.   Changes in Securities:

                  None

        Item 3.   Defaults upon Senior Securities:

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders:

                  None

        Item 5.   Other Information:

                  On June 3, 1996, a Letter of Intent was signed for the merger of Seaway Financial Corporation into Old Kent Financial Corporation, Grand Rapids, Michigan. David Wagner, Chairman and CEO of Old Kent, stated "the merger with Seaway provides a natural extension of Old Kent's markets from Oakland and Macomb Counties into the adjacent St. Clair County. The projected growth in households, population and employment in St. Clair County should provide strong demand for Old Kent's banking services." According to Franklin H. Moore, Jr. Chairman and CEO of Seaway Financial Corporation, "this affiliation with Old
                  Kent will provide a broader array of banking and trust services to Seaway customers with the same personal touch and high quality they have traditionally enjoyed." The merger is subject to execution of a definitive agreement, approval by Seaway shareholders and regulators, and other customary conditions. It is expected to be completed by year-end.

                  Based on the current market value of Old Kent common stock, Seaway shareholders would receive Old Kent common stock in a tax free exchange valued at $43.91 for approximately $74 million. Old Kent intends to repurchase an equal number of shares in the open market. Old Kent Financial Corporation is a bank holding company headquartered in Grand Rapids, Michigan with 216 offices in Michigan and Illinois.

                  Our negotiations with Old Kent Financial Corporation continue to progress well. The major part of the due diligence has been done by both parties and work continues on completion of the definitive agreement. we anticipate executing this agreement by mid-August and moving on to shareholder and regulatory approval. We are hopeful of closing prior to year-end.

                  We opened a new branch office in leased quarters on June 10, 1996, at the following location:

                       MainStreet/Port Huron Office
                       400 Huron Avenue
                       Port Huron, MI 48060

                  The Directors at their July meeting declared a $.32 per share dividend payable on September 10, 1996, to shareholders of record on August 20, 1996.


        Item 6.   Exhibits and Reports on Form 8-K

                  None