Form 10-Q
period 1996-09-30
SEAWAY FINANCIAL CORP
filed 1996-11-12
CIK 830927

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-Q

                    Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For Quarter Ended September 30, 1996

          Commission File Number 33-20685

                              SEAWAY FINANCIAL CORPORATION
                                200 S. Riverside Avenue
                              St. Clair, Michigan 48079

          Incorporated in the State of Michigan.

          I.R.S. Employer I.D. Number 38-2785653

          Registrant's Telephone Number, (including area code):

                              (810) 326-2244

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Number of shares of Registrant's Common Stock, $1.00 par value, outstanding as of September 30, 1996 - 1,685,000.

                         PART I.    FINANCIAL INFORMATION

          Item 1.  Financial Statements:
                              SEAWAY FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                         September 30, 1996 and September 30, 1995

                                                        1996      1995
                                                       (000's)   (000's)
          ASSETS

          CASH AND CASH EQUIVALENTS
           Cash and due from banks                   $  13,622 $ 10,982
           Federal Funds Sold                            4,400      700
                                                       _______   ______
                    Total cash and cash equivalents     18,022   11,682

          TIME DEPOSITS WITH OTHER BANKS                     0        0

          MORTGAGES HELD FOR SALE                         1,288     326

          INVESTMENT SECURITIES HELD TO MATURITY         53,010  49,662
               (At cost)

          INVESTMENT SECURITIES AVAILABLE FOR SALE       72,214  79,844
               (At market)                              _______   _______

                    Total Investment Securities         125,224  129,506

          LOANS                                         207,949  186,506
          LESS RESERVE FOR POSSIBLE LOAN LOSSES          (2,495)  (2,231)
                                                       _________ ________
                    Net Loans                           205,454  184,275

          BANK PREMISES AND EQUIPMENT                     7,693    7,254
          ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS    4,160    5,309
                                                        _______  _______
                    Total Assets                       $361,841 $338,352
                                                        =======  =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES
          DEPOSITS
           Interest Bearing                            $279,950 $261,306
           Non-interest Bearing                          39,778   35,226
                                                        _______  _______
                    Total Deposits                      319,728  296,532

          SHORT-TERM BORROWINGS                              31    2,078
          ACCRUED INTEREST, TAXES AND OTHER LIABILITIES   1,550    1,477
                                                        _______  _______
                    Total Liabilities                   321,309  300,087

          STOCKHOLDERS' EQUITY
           Common Stock                                   1,685    1,685
           Capital Surplus                               31,288   31,288
           Undivided Profits                              7,670    5,411
           Unrealized gain/loss on sec- A-F-S              (111)    (119)
                                                         _______ ________
                    Total stockholders' equity           40,532   38,265
                                                       --------- --------

          Total liabilities and stockholders' equity   $361,841 $338,352
                                                        =======  =======

                              SEAWAY FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                        1996      1995
                                                       (000's)   (000's)
          ASSETS

          CASH AND CASH EQUIVALENTS
           Cash and due from banks                   $  13,622 $ 11,058
           Federal Funds Sold                            4,400   10,700
                                                       _______   ______
                    Total cash and cash equivalents     18,022   21,758

          TIME DEPOSITS WITH OTHER BANKS                     0        0

          MORTGAGES HELD FOR SALE                         1,288       0

          INVESTMENT SECURITIES HELD TO MATURITY         53,010   46,779
               (At cost)

          INVESTMENT SECURITIES AVAILABLE FOR SALE       72,214   77,423
               (At market)                              _______   _______

                    Total Investment Securities         125,224  189,989

          LOANS                                         207,949  192,283
          LESS RESERVE FOR POSSIBLE LOAN LOSSES          (2,495)  (2,294)
                                                       _________ ________
                    Net Loans                           205,454  189,989

          BANK PREMISES AND EQUIPMENT                     7,693    7,626
          ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS    4,160    4,254
                                                        _______  _______
                    Total Assets                       $361,841 $347,829
                                                        =======  =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

          LIABILITIES
          DEPOSITS
           Interest Bearing                            $279,950 $269,640
           Non-interest Bearing                          39,778   36,736
                                                        _______  _______
                    Total Deposits                      319,728  306,376

          SHORT-TERM BORROWINGS                              31      760
          ACCRUED INTEREST, TAXES AND OTHER LIABILITIES   1,550    1,662
                                                        _______  _______
                    Total Liabilities                   321,309  308,798

          STOCKHOLDERS' EQUITY
           Common Stock                                    1,685   1,685
           Capital Surplus                                31,288  31,288
           Undivided Profits                               7,670   5,965
           Unrealized gain/loss on sec- A-F-S               (111)     93
                                                         _______ ________
                    Total stockholders' equity            40,532   39,031
                                                         ------- --------

          Total liabilities and stockholders' equity    $361,841 $347,829
                                                         =======  =======

                              SEAWAY FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME
                         Three months ending September 30, 1996 and 1995

                                                       1996      1995
                                                      (000's)   (000's)

          INTEREST INCOME
          Interest and fees on loans                $  4,631  $  4,186

          Investment Securities
            Taxable                                    1,255     1,355
            Tax Exempt                                   519       516

          Short-term investments                         132        37

          Mortgages held for sale                          3         3
                                                      ______    ______
                         Total interest income         6,540     6,097
                                                      ______    ______
          INTEREST EXPENSE
          Deposits                                     2,740     2,439

          Short-term borrowings                            1       124
                                                      ______    ______
                         Total interest expense        2,741     2,563
                                                      ______    ______
          NET INTEREST INCOME                          3,799     3,474

          PROVISION FOR LOAN LOSSES                       60        60
                                                      ______     ______
          NET INTEREST INCOME AFTER PROVISION          3,739      3,474
                                                      ______      _____
          OTHER OPERATING INCOME
            Service Charges on deposit accounts          296        261
            Income from fiduciary activities             382        274
            Gains(losses) on security transactions       (15)       (11)
            Gains(losses) on sales of mortgage loans      (5)         1
            Bankcard processing fees                      66         63
            Other                                        309        319
                                                      ______     ______
                         Total other operating income  1,033        907
                                                      ______     ______
          OTHER OPERATING EXPENSE
            Salaries and employee benefits             1,935      1,960
            Net occupancy costs                          491        419
            Supplies                                     119        130
            Processing fees                              199        209
            Professional fees                            124        101
            FDIC assessment                                2        (18)
            Marketing                                     62         41
            Other                                        350        296
                                                      ______     ______
                         Total other operating expense 3,282      3,138

          INCOME BEFORE INCOME TAXES                   1,490      1,243

          PROVISION FOR INCOME TAXES                     340        241
                                                      ______     ______
          NET INCOME                                 $ 1,150    $ 1,002
                                                      ======     ======
          NET INCOME PER COMMON SHARE                $   .68    $   .59
                                                      ======     ======
          CASH DIVIDENDS PER COMMON SHARE            $   .32    $   .30
                                                      ======     ======
          AVG NUMBER OF COMMON SHARES OUTSTANDING  1,685,430  1,685,430

                                   SEAWAY FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME
                    Nine months ending September 30, 1996 and 1995

                                                       1996      1995
                                                      (000's)   (000's)

          INTEREST INCOME
          Interest and fees on loans                $ 13,502  $ 12,266

          Investment Securities
            Taxable                                    3,777     4,225
            Tax Exempt                                 1,588     1,579

          Short-term investments                         355       129

          Mortgages held for sale                         12         7
                                                      ______    ______
                         Total interest income        19,234    18,206
                                                      ______    ______
          INTEREST EXPENSE
          Deposits                                     8,092     7,073

          Short-term borrowings                           11       713
                                                      ______    ______
                         Total interest expense        8,103     7,786
                                                      ______    ______
          NET INTEREST INCOME                         11,131    10,420

          PROVISION FOR LOAN LOSSES                      227       101
                                                      ______     ______
          NET INTEREST INCOME AFTER PROVISION         10,904     10,319
                                                      ______      _____
          OTHER OPERATING INCOME
            Service Charges on deposit accounts          850        781
            Income from fiduciary activities           1,240      1,123
            Gains(losses) on security transactions       (38)        (1)
            Gains(losses) on sales of mortgage loans     (31)         7
            Bankcard processing fees                     153        141
            Other                                        769        747
                                                      ______     ______
                         Total other operating income  2,943      2,798
                                                      ______     ______
          OTHER OPERATING EXPENSE
            Salaries and employee benefits             5,609      5,461
            Net occupancy costs                        1,500      1,317
            Supplies                                     395        380
            Processing fees                              530        561
            Professional fees                            341        297
            FDIC assessment                                4        301
            Marketing                                    195        129
            Other                                      1,007        919
                                                      ______     ______
                         Total other operating expense 9,581      9,365

          INCOME BEFORE INCOME TAXES                   4,266      3,752

          PROVISION FOR INCOME TAXES                     944        750
                                                      ______     ______
          NET INCOME                                 $ 3,322    $ 3,002
                                                      ======     ======
          NET INCOME PER COMMON SHARE                $  1.97    $  1.78
                                                      ======     ======
          CASH DIVIDENDS PER COMMON SHARE            $  0.96    $  0.90
                                                      ======     ======
          AVG NUMBER OF COMMON SHARES OUTSTANDING  1,685,430  1,685,430

                            SEAWAY FINANCIAL CORP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine months ended September 30, 1996 and 1995

                                                      1996      1995
                                                     (000's)   (000's)

          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                               $  3,322  $  3,002
           Adjustments to reconcile net income
            to net cash provided by operating
            activities:
             Gain(loss) on sale of investment
                     securities                          (37)        0
             Loss on sale of fixed assets                126         0
             Depreciation and amortization               802       770
             Provision for possible loan losses          227       101
             Decrease (Increase) in accr. int.
               & other assets                            202      (447)
             Decrease in accrued expenses and
               other liabilities                         (63)     (240)
             Amortization and accretion on securities    634     1,583
             Net increase in mortgages held for sale  (1,288)     (326)
                                                      ______    ______
          Total adjustments                              603     1,442
                                                      ______    ______

          NET CASH PROVIDED BY OPERATING ACTIVITIES    3,925     4,443

          CASH FLOWS FROM INVESTING ACTIVITIES:
           Investment securities
            Proceeds from maturities A-F-S            29,710    11,508
            Proceeds from maturities H-T-M            46,338     9,802
            Proceeds from sales A-F-S                  2,765     2,433
            Purchases A-F-S                          (28,126)    1,004
            Proceeds from sales H-T-M                   -0-    (11,450)
            Purchases H-T-M                          (52,615)   (3,392)
           Net increase in loans                     (15,692)   (7,664)
           Capital expenditures                       (1,046)   (1,570)
                                                      ______    ______
          NET CASH USED IN INVESTING ACTIVITIES      (18,666)      671

          CASH FLOWS FROM FINANCING ACTIVITIES:
           Net (decrease) increase in demand, now and
            savings deposits                             632      (893)
           Net increase in certificate of deposit     12,720    15,134
           Dividends paid                             (1,618)   (1,477)
           Net (decrease) increase in short term
            borrowing                                   (729)  (16,789)
                                                      ______    ______
          NET CASH USED IN FINANCING ACTIVITIES       11,005    (4,025)
                                                      ______    ______

          Net increase (decrease) in cash
            and cash equivalents                      (3,736)    1,089

          CASH AND CASH EQUIVALENTS AT JANUARY 1      21,758    10,593
                                                      ______    ______
          CASH AND CASH EQUIVALENTS AT JUNE 30      $ 18,022  $ 11,682
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

          Earnings: Seaway reported net income of $3,322,000 in the first nine months of 1996 compared to $3,002,000 in the same period in 1995. Net income for the nine months was $1.97 per share, or a 10.7% increase in earnings per share, as compared to the first nine months of 1995 at $1.78. On an annualized basis, return on beginning stockholders' equity was 11.3% in the first nine months of 1996 versus 10.9% in the first nine months of 1995. On an annualized basis, return on average assets are at 1.25% in the first nine months of 1996, from 1.17% in the same period for 1995. Earnings of $1,150,000 were recorded for third quarter of 1996. Third quarter per share earnings were $.68 compared to third quarter 1995 earnings of $.59 per share.

          Net Interest Income: For the first nine months of 1996, net interest income, after provision for loan losses, was $10,904,000, a 5.7% increase from the first nine months of 1995 net interest income after loan loss provision of $10,319,000.
          The increase was due primarily to a 11.5% increase in the loan portfolios of the two subsidiary banks. Deposits increased by $21,118,000 or 7.1%, after adding Repurchase Agreements, in the first nine months of 1996 as compared to the first nine months of 1995.

          Total loans increased by $21,443,000 with an additional increase of $962,000 in Mortgages held for sale from September 30, 1995. Loan quality remained strong as non-performing loans represent 1.3% of total loans outstanding. Net loan charge offs for the first nine months were $27,000.

          Other Income: Total other income in the first nine months of 1996 increased to $2,943,000 from $2,798,000 in the first nine months of 1995, for a increase of 5.2%. The major factors were a 10.4% increase in fiduciary income from trust operations totaling $117,000; an increase of $69,000 in Service Charges on Deposit accounts; an increase of $35,000 in Brokerage Fees; an increase of $120,000 in income from other real estate; a decrease in Canadian Exchange of $40,000; a decrease in sale of bank owned real estate of $76,000; a decrease of $37,000 in sale of Securities; and a decrease of $38,000 in the Sale of Mortgage Loans. With the constant pressure on interest margins, management is very conscious that other income must be developed to offset the continuing increase in the cost of doing business. Mortgages Originated and Sold totaled $5,494,000 for the first nine months of 1996 and totaled $3,973,000 for the first nine months of 1995.


                                   LOANS HELD FOR SALE
                                      (in thousands)

                                                YTD       YTD       YTD
                                             09/30/96  12/31/95  09/30/95

          Loan originations sold for the
          period ending                        $5,494    $ 6,959   $ 3,973

          Gains (losses) on loan originations
          sold for the period ending           $  (31)    $    41   $    7

          Loans originated for sale -
          not yet sold                         $ 1,288    $     0   $    0


          SFAS 122, Mortgage Servicing Rights accounting was implemented effective January 1, 1996. The calculation of the capitalized amounts have not been material in the quarters ending
          March 30, 1996, June 30, 1996 or September 30, 1996.

          Other Expenses: Total Other Expenses increased by 2.3% or $216,000 in the first nine months of 1996 compared to the first nine months of 1995. Salary and benefits expenses were increased $148,000 or 2.7% above 1995 levels. If current performance levels continue through December 31, 1996 as they have in the first nine months of 1996, the Incentive Compensation and Profit Sharing Plans will provide for a payout to participants in the plans. Accruals have been established in the financial information for the anticipated amounts as if the current financial performance is continued through the end of year 1996. This handling of anticipated payout is consistent with the handling in previous years. Net Occupancy costs have increased by $183,000, or 13.9% above 1995 levels. Professional Fees increased by $44,000 and FDIC Assessment Fees have decreased by $297,000 below 1995 levels. Marketing costs have increased by $66,000 above 1995 levels. Management continues to look at ways to reduce our operating costs.

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

          Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under Item III of Industry Guide
          III that (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or
          (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. We know of no trends, events or uncertainties that presently exist that are reasonably likely to have a material effect on our liquidity, capital resources or operations. The regulatory authorities have not made any recommendations that would impact our liquidity, capital resources or operations. FAS 114, which is based on the analysis of expected cash flows and collateral values, required no additional reserve for possible loan losses for impaired loans as of September 30, 1996.

          At September 30, 1996 the reserve account was $2,495,000 which represented 1.20% of total loans outstanding. Our current goal is to maintain the reserve for loan losses at 1.20% of total loans outstanding. At September 30, 1995 this reserve account was $2,231,000 or 1.20% of total loans outstanding. At December 31, 1995 the reserve for loan losses was $2,294,000 which was 1.19% of total loans outstanding. Loan losses net of recoveries for the first nine months of 1996 were a net loss of $27,000 versus a net loss of $52,000 for the first nine months of 1995.

                              RESERVE FOR LOAN LOSSES
                                   (in thousands)
                              as of September 30, 1996

                                             09/30/96  12/31/95  09/30/95

          Reserve for loan losses as a
           percentage of nonperforming
           loans                               89.5%    145.6%    204.3%

          Reserve for loan losses as a
           percentage of nonperforming
           assets                              88.4%    135.3%    149.1%

          Reserve for loan losses as a
           percentage of loans outstanding
           at six months end                   1.20%     1.19%     1.20%


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

                                   NON-PERFORMING ASSETS
                                        (In Thousands)
                                   as of September 30, 1996

                                             09-30-96  12-31-95  09-30-95

          Impaired loans under FAS 114 (1)   $  1,963  $  1,236  $    0

          Non-accrual loans:
           Restructured loans                     282         0       189

           Original terms                         457       130       442

          Accruing loans past due
           90 Days or more                         86       210       461
                                             ________  _________ ________
           Total nonperforming loans         $  2,788  $  1,576  $  1,092

          Other real estate owned                  33       120       404
                                             ________  ________  ________
           Total nonperforming assets        $  2,821  $  1,696  $  1,496
                                             ========  ========  ========
          Nonperforming loans as a
           percentage of total loans            1.34%      .82%      .58%

          Nonperforming assets as a
           percentage of total loans
           plus other real estate owned         1.36%       .88%      .80%

          Nonperforming assets as a
           percentage of total assets            .77%       .49%      .44%


          Investment Securities: Securities are recorded in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires an investment in a security to be classified based on the Corporation's intent with respect to holding securities. The following summarizes the classification of securities held at September 30, 1996 and 1995 as well as December 31, 1995. The effect of SFAS 115 in the first nine months of 1996 was a decrease in assets of $170,000 and a decrease in equity of $111,000, net of deferred tax credits of $59,000.

                                   INVESTMENT SECURITIES

                                      09/30/96            09/30/95

                                   Amort     Cost      Amort     Cost

          U.S. Government agencies $31,437   $31,371   $41,935   $41,762
           and obligations - A.F.S.

          U.S. Government agencies       0         0         0         0
           and obligations - H.T.M.

          Municipal Bonds - H.T.M.  40,931    41,751    38,082    40,156

          Municipal Bonds - A.F.S.   1,087     1,095       774       781

          Other Securities - A.F.S.  1,863     1,912     1,863     1,981

          Other Securities - H.T.M. 12,079    11,981    11,580    11,392

          Mortgage Backed           37,997    37,836    35,452    35,320
           Securities - A.F.S.     _______   _______   _______   _______

               Total Investments  $125,394  $125,946  $129,686  $131,392
                                  ========  ========  ========  ========

          Available for Sale

          U.S. Government agencies           $31,371             $41,762
           and obligations

          Municipal Bonds                      1,095                 781

          Other Securities                     1,912               1,981

          Mortgage Backed Securities          37,836              35,320
                                             _______             _______
                              Total          $72,214             $79,844
                                             =======             =======

          Held to Maturity:

          U.S. Government agencies $     0             $     0
           and obligations

          Municipal Bonds           40,931              38,082

          Other Securities          12,079              11,580

          Mortgage Back Securities       0                   0
                                   _______             _______
                         Total     $53,010             $49,662
                                   =======             =======

                                   INVESTMENT SECURITIES

                                      09/30/96            12/31/95

                                   Amort     Cost      Amort     Cost

          U.S. Government agencies $31,437   $31,371   $39,278   $39,316
           and obligations - A.F.S.

          U.S. Government agencies       0         0         0         0
           and obligations - H.T.M.

          Municipal Bonds - H.T.M.  40,931    41,751    38,136    39,462

          Municipal Bonds - A.F.S.   1,087     1,095     1,097     1,114

          Other Securities - A.F.S.  1,863     1,912     1,863     1,950

          Other Securities - H.T.M. 12,079    11,981     8,643     8,537

          Mortgage Backed           37,997    37,836    35,044    35,043
           Securities - A.F.S.     _______   _______   _______   _______

               Total Investments  $125,394  $125,946  $124,061  $125,422
                                  ========  ========  ========  ========

          Available for Sale

          U.S. Government agencies           $31,371             $39,316
           and obligations

          Municipal Bonds                      1,095               1,114

          Other Securities                     1,912               1,950

          Mortgage Backed Securities          37,836              35,043
                                             _______             _______
                              Total          $72,214             $77,423
                                             =======             =======

          Held to Maturity:

          U.S. Government agencies $     0             $     0
           and obligations

          Municipal Bonds           40,931              38,136

          Other                     12,079               8,643

          Mortgage Back Securities       0                   0
                                   _______             _______
                         Total     $53,010             $46,779
                                   =======             =======

          Liquidity: At September 30, 1996, Seaway's net liquidity ratio was 40.3%. At December 31, 1995, this ratio was 35.7% and at September 30, 1995, it was 42.4%. Net liquid assets are comprised of investment securities that are not pledged, federal funds sold, bankers acceptances, cash and due from banks and time deposits in other banks, less any reserve requirements.

          This strong liquidity position allows us to meet any increasing loan demands of our customers or to absorb any short term decline in deposits which might be experienced.

          Capital Management:  Seaway is dedicated to maintaining a
          capital position in excess of eight percent equity capital to
          total    assets.  In light of the current regulatory and banking
          environment, this is more important today than it ever has been. Depositor and investor confidence is necessary to continue to operate profitably. This also places the Corporation in a position to expand through new offices or acquisitions should these opportunities arise. Seaway's primary capital ratio which includes stockholders' equity and loan reserves, at September 30, 1996 was 11.9% as well as 12.0% at September 30, 1995 and 11.9%
          at December 31, 1995. Return on equity capital at September 30, 1996 was 11.2%. This same ratio was 10.9% at September 30, 1995 and 11.0% at December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the reqistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEAWAY FINANCIAL CORPORATION

          Date:  November 8, 1996       /s/Franklin H. Moore, Jr.
                                        Franklin H. Moore, Jr.
                                        Chairman of the Board of Directors
                                        and Treasury as Principal Executive
                                        Officer and Principal Financial and
                                        Chief Accounting Officer of the
                                        Registrant

                              PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings:

                    None

          Item 2.   Changes in Securities:

                    None

          Item 3.   Defaults upon Senior Securities:

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders:

                    None

          Item 5.   Other Information:

                    We completed a definitive agreement with Old Kent Financial Corporation in August 1996. Proxies and Prospectus were mailed in early November with a scheduled Stockholders' Meeting date of December 5, 1996. Regulatory approvals are being processed. A Task Force has been formed by Old Kent Financial Corporation and Seaway Financial Corporation personnel to plan and implement necessary changes to systems and procedures upon completion of the acquisition. We continue to be hopeful of completing the transaction at year end.

                    The Directors at their October meeting declared a $.32 per share dividend payable on December 10, 1996, to shareholders of record on November 20, 1996.


          Item 6.   Exhibits and Reports on Form 8-K

                    None